Form 10KSB
period 2003-12-31
Worldtek Corp
filed 2004-08-04
CIK 1294685

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For The Fiscal Year Ended December 31, 2003 Or [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to ______________

Commission File Number: 001-06496



                                 WORLDTEK CORP.
                 (Name of Small Business Issuer in its Charter)

          Washington                                 91-0413022
 -------------------------------        -----------------------------------
 (State or other jurisdiction of        (I.R.S. Employer Identification No.)
  Incorporation or Organization)

   3 Maplewood Lane, Roslyn, New York                       11576
------------------------------------------        --------------------------
(Address of Principal Executive Offices)                 (Zip Code)

                               516-484-3131
             -----------------------------------------------
             Issuer's telephone number (including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g)
of the Act: Common Stock par value $.001
            ----------------------------
                  Title of Class

Check whether the Issuer filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and has been subject to such filing requirements for the past 90 days. [ ] Yes [ X] 1No.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ] - Disclosure contained herein.

State Registrant's revenues for its most recent fiscal year. $ -0- as of December 31, 2003.

--------
1 The last Form 10-KSB filed by the Registrant was for fiscal year then ending October 31, 1996. The last 10-QSB filed by the Registrant was for quarter ended January 31, 1997. Since the Issuer's securities have never been listed for trading on any exchange and since the Issuer has not had any revenues from operations and has not had any operations throughout years ended December 31, 2002 and December 31, 2003, this is the first 10-QSB and 10-KSB being filed by the Issuer in accordance with the Exchange Act of 1934 other than as indicated above.

The number of shares outstanding of each of the Registrant's classes of common stock, as of May 22, 2004 is 3,224,784 shares, all of one class, $.001 par value per share. Of this number, 1,634,905 shares were held by non-affiliates of the Registrant. The Company's common stock has not traded on the OTCBB or elsewhere and accordingly, there is no aggregate "market value" to be indicated for such shares. The "value" of the 1,634,905 shares held by non-affiliates, based upon the lower of the most recent sale prices made through December 31, 2003 or book value as of December 31, 2003 is $ -0-.

*Affiliates for the purpose of this item refers to the Registrant's officers and directors and/or any persons or firms (excluding those brokerage firms and/or clearing houses and/or depository companies holding Registrant's securities as record holders only for their respective clienteles' beneficial interest) owing 5% or more of the Registrant's common stock, both of record and beneficially.

                   ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes__________No_________ NOT APPLICABLE


                       DOCUMENTS INCORPORATED BY REFERENCE

The following documents are herewith incorporated by reference: NONE Transitional Small Business Disclosure Format
[  ] Yes [ X ] No

FORWARD LOOKING STATEMENTS

THIS FORM 10-KSB AND OTHER STATEMENTS ISSUED OR MADE FROM TIME TO TIME BY WORLDTEK (HEREINAFTER REFERRED TO AS "WORLDTEK CORP." AND/OR THE "COMPANY") OR ITS REPRESENTATIVES CONTAIN STATEMENTS WHICH MAY CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE SECURITIES ACT OF 1933 AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. FIFTEEN U.S.C.A. SECTIONS 77Z-2 AND 78U-5 (SUPP. 1996). THOSE STATEMENTS INCLUDE STATEMENTS REGARDING THE INTENT, BELIEF OR CURRENTEXPECTATIONS OF WORLDTEK AND MEMBERS OF ITS MANAGEMENT TEAM AS WELL AS THE ASSUMPTIONS ON WHICH SUCH STATEMENTS ARE BASED. PROSPECTIVE INVESTORS ARE CAUTIONED THAT ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTUREPERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, AND THAT ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE OR REVISE FORWARD-LOOKING STATEMENTS TO REFLECT CHANGED ASSUMPTIONS, THE OCCURRENCE OF UNANTICIPATED EVENTS OR CHANGES TO FUTURE OPERATING RESULTS OVER TIME.

                                TABLE OF CONTENTS

PART I         ...........................................................8

Item 1.         Description of Business...................................9

Item 2.         Description of Property..................................19

Item 3.         Legal Proceedings........................................19

Item 4.         Submission of Matters to a Vote of Security Holders......19

PART II        ..........................................................19

Item 5.         Market for Common Equity, Related Stockholder Matters And
                Small Business Issuer Purchases Of Equity Securities.....19

Item 6.         Management's Discussion and Analysis or
                Plan of Operation........................................20

Item 7.         Financial Statements.....................................25

Item 8.        Changes In and Disagreements With Accountants on
               Accounting and Financial Disclosure.......................25

Item 8A.       Controls and Procedures...................................25

PART III       ..........................................................25

Item 9.        Directors and Executive Officers of the Registrant........25

Item 10.       Executive Compensation....................................28

Item 11.       Security Ownership of Certain Beneficial Owners and
               Management and Related Stockholder Matters................28

Item 12.       Certain Relationships and Related Transactions............29

Item 13.       Exhibits, List and Reports on Form 8-K....................29

Item 14.       Principal Accountant Fees and Services....................29

Signatures

CERTIFICATION

RISK FACTORS

1. Control by Principal Shareholders, Officers and Directors.

The Company's principal shareholders, officers and directors beneficially own approximately forty nine (49%) percent of the Company's Common Stock with three
(3) individuals (each owning 509,958 shares) owning an aggregate of 1,529,874 shares or approximately forty seven (47%) percent of all outstanding Company shares. As a result, such persons have the ability to control the Company and direct its affairs and business. Such concentration of ownership may also have the effect of delaying, deferring or preventing change in control of the Company. See Item 11 hereof.

2. Conflicts of Interest.

None of the Company's management is engaged by the Company on a full time basis and each of such persons devote a significant portion of their time to activities unrelated to Worldtek. Accordingly, certain conflicts of interest (primarily over time allocation) may exist between the Company and its officers and directors. They have other business interests to which they devote their attention, and they may be expected to continue to do so. As a result, conflicts of interest may arise that can be resolved only through their exercise of such judgment as is consistent with each officer's understanding of his fiduciary duties to the Company. See "Management," and "Conflicts of Interest."

3. Possible Need for Additional Financing.

The Company has very limited funds, and such funds may not be adequate to take advantage of any available business opportunities. Even if the Company's funds prove to be sufficient to acquire an interest in, or complete a transaction with, a business opportunity, the Company may not have enough capital to fully exploit the opportunity. The ultimate success of the Company may depend upon its ability to raise additional capital (other than as indicated in Item 5 hereto). The Company has not investigated the availability, source, or terms that might govern the acquisition of additional capital (other than as indicated in Item 6 hereto) and will not do so until it determines a need for additional financing. If additional capital is needed, there is no assurance that funds will be available from any source or, if available, that they can be obtained on terms acceptable to the Company. If not available, the Company's operations will be limited to those that can be financed with its modest capital.

4. Regulation of Penny Stocks.

The Company's securities, if and when available for trading, may be subject to a Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. For purposes of the rule, the phrase "accredited investors" means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse's income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell the Company's securities and also may affect the ability of any purchasers to sell their securities in any market that might develop therefore.

In addition, the Securities and Exchange Commission has adopted a number of rules to regulate "penny stocks." Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, and 15g-7 under the Securities Exchange Act of 1934, as amended. Because the securities of the Company will, in all likelihood, constitute "penny stocks" within the meaning of the rules, the rules would apply to the Company and to its securities. The rules may further affect the ability of owners of Shares to sell the securities of the Company in any market that might develop for them.

Shareholders should be aware that, according to Securities and Exchange Commission Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) "boiler room" practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker- dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. The Company's management is aware of the abuses that have occurred historically in the penny stock market. Although the Company does not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to the Company's securities.

5. No Recent Operating History.

The Company has been inactive for several years (since ceasing operations of and divesting itself of its then 2 subsidiaries) and has no recent operating history, revenues from operations, or assets other than a minimal amount of cash of approximately Seven Thousand Seven Hundred Fifty Eight ($7,758.00) Dollars as of May 22, 2004. The Company faces all of the risks of a new business and the special risks inherent in the investigation, acquisition, or involvement in a new business opportunity. The Company must be regarded as a new or "start-up" venture with all of the unforeseen costs, expenses, problems, and difficulties to which such ventures are subject.

6. No Assurance of Success or Profitability.

There is no assurance that the Company will acquire a favorable business opportunity. Even if the Company should become involved in a business opportunity, there is no assurance that it will generate revenues or profits, or that any market price of the Company's Common Stock will be increased thereby.

7. Reporting Requirements May Delay Or Preclude Acquisition.

Section 13 of the Securities Exchange Act of 1934 (the "Exchange Act"), requires companies subject thereto to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one or two years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare such statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the 1934 Act remain applicable.

8. Lack of Market Research or Marketing Organization.

The Company has neither conducted, nor have others made available to it, results of market research indicating that market demand exists for the transactions contemplated by the Company. Moreover, the Company does not currently have, and does not plan to establish, a marketing organization. Even in the event demand is identified for a merger or acquisition contemplated by the Company, there is no assurance the Company will be successful in completing any such business combination.

9. Possible Business - Not Identified and Highly Risky.

The Company has not identified (except in an informal, non-binding manner)and has no written commitments to enter into or acquire a specific business opportunity and therefore cannot disclose the risks and hazards of a business or opportunity that it may enter into except in a general manner, and cannot disclose the risks and hazards of any specific business or opportunity that it may enter into. An investor can expect a potential business opportunity to be quite risky. The Company's acquisition of or participation in a business opportunity will likely be highly illiquid and could result in a total loss to the Company and its stockholders if the business or opportunity proves to be unsuccessful. See Item 1 "Description of Business."

10. Type of Business Acquired.

The type of business to be acquired may be one that desires to avoid effecting its own public offering and the accompanying expense, delays, uncertainties, and federal and state requirements which were established to protect investors. Because of the Company's limited capital, it is more likely than not that any acquisition by the Company will involve other parties whose primary interest is the acquisition of control of a publicly traded reporting company. Moreover, any business opportunity acquired may be currently unprofitable or present other negative factors.

11. Impracticability of Exhaustive Investigation.

The Company's limited funds and the lack of full-time management will likely make it impracticable to conduct a complete and exhaustive investigation and analysis of a business opportunity before the Company commits its capital or other resources thereto. Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys and the like which, if the Company had more funds available to it, would be desirable. The Company will be particularly dependent in making decisions upon information provided by the promoter, owner, sponsor, or others associated with the business opportunity seeking the Company's participation. A significant portion of the Company's available funds may be expended for investigative expenses and other expenses related to preliminary aspects of completing an acquisition transaction, whether or not any business opportunity investigated is eventually acquired.

12. Lack of Diversification.

Because of the limited financial resources that the Company has, it is unlikely that the Company will be able to adequately diversify its acquisitions or operations. The Company's probable inability to diversify its activities into more than one or a limited number of areas will subject the Company to economic fluctuations within a particular business or industry and therefore increase the risks associated with the Company's operations.

13. Possible Reliance upon Un-audited Financial Statements.

The Company generally will require audited financial statements from companies that it proposes to acquire. No assurance can be given, however, that audited financials will be available to the Company. In cases where audited financials are unavailable, the Company will have to rely upon un-audited information received from target companies' management that has not been verified by outside auditors. The lack of the type of independent verification which audited financial statements would provide, increases the risk that the Company, in evaluating an acquisition with such a target company, will not have the benefit of full and accurate information about the financial condition and operating history of the target company. This risk increases the prospect that the acquisition of such a company might prove to be an unfavorable one for the Company or the holders of the Company's securities. Moreover, the Company being subject to the reporting provisions of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), will be required to furnish certain information about significant acquisitions, including audited financial statements for any business that it acquires. Consequently, acquisition prospects that do not have, or are unable to provide reasonable assurances that they will be able to obtain, the required audited statements would not be considered by the Company to be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable. Should the Company, during the time it remains subject to the reporting provisions of the Exchange Act, complete an acquisition of an entity for which audited financial statements prove to be unobtainable, the Company would be exposed to enforcement actions by the Securities and Exchange Commission (the "Commission") and to corresponding administrative sanctions, including permanent injunctions against the Company and its management. The legal and other costs of defending a Commission enforcement action are likely to have material, adverse consequences for the Company and its business. The imposition of administrative sanctions would subject the Company to further adverse consequences.

In addition, the lack of audited financial statements would prevent the securities of the Company from becoming eligible for listing on NASDAQ, the automated quotation system sponsored by the National Association of Securities Dealers, Inc., the Over the Counter Bulletin Board, or on any existing stock exchange. Moreover, the lack of such financial statements is likely to discourage broker-dealers from becoming or continuing to serve as market makers in the securities of the Company. Without audited financial statements, the Company would almost certainly be unable to offer securities under a registration statement pursuant to the Securities Act of 1933, and the ability of the Company to raise capital would be significantly limited until such financial statements were to become available.

14. Other Regulation.

An acquisition made by the Company may be of a business that is subject to regulation or licensing by federal, state, or local authorities. Compliance with such regulations and licensing can be expected to be a time-consuming, expensive process and may limit other investment opportunities of the Company.

15. Dependence upon Management; Limited Participation of Management.

The Company currently has five (5) individuals who are serving as its officers and directors. The Company will be heavily dependent upon their skills, talents, and abilities to implement its business plan, and may, from time-to-time find that the inability of the officers and directors to devote their full time attention to the business of the Company results in a delay in progress toward implementing its business plan. Furthermore, since only 5 individuals are serving as the officers and directors of the Company, it will be entirely dependent upon their experience in seeking, investigating, and acquiring a business and in making decisions regarding the Company's operations. See "Management." Because investors will not be able to evaluate the merits of possible business acquisitions by the Company, they should critically assess the information concerning the Company's 5 officers and directors.

16. Lack of Continuity in Management.

The Company does not have an employment agreement with any of its officers and directors, and as a result, there is no assurance that they will continue to manage the Company in the future. In connection with acquisition of a business opportunity, it is possible the current officers and directors of the Company may resign, if not actively involved in the acquired company post acquisition. A decision to resign will be based upon the identity of the business opportunity and the nature of the transaction, and is likely to occur without the vote or consent of the stockholders of the Company.

17. Indemnification of Officers and Directors.

The Company's Articles of Incorporation and applicable Washington Law provide for the indemnification of its directors, officers, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on behalf of the Company. The Company will also bear the expenses of such litigation for any of its directors, officers, employees, or agents, upon such person's promise to repay the Company therefore if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by the Company which it may be unable to recoup.

18. Dependence upon Outside Advisors.

To supplement the business experience of its officers and directors, the Company may be required to employ accountants, technical experts, appraisers, attorneys, or other consultants or advisors. The selection of any such advisors will be made by the Company's officers and directors without any input from stockholders. Furthermore, it is anticipated that such persons may be engaged on an "as needed" basis without a continuing fiduciary or other obligation to the Company. In the event the President of the Company considers it necessary to hire outside advisors, he may elect to hire persons who are affiliates, if they are able to provide the required services.

19. Leveraged Transactions.

There is a possibility that any acquisition of a business opportunity by the Company may be leveraged, i.e., the Company may finance the acquisition of the business opportunity by borrowing against the assets of the business opportunity to be acquired, or against the projected future revenues or profits of the business opportunity. This could increase the Company's exposure to larger losses. A business opportunity acquired through a leveraged transaction is profitable only if it generates enough revenues to cover the related debt and expenses. Failure to make payments on the debt incurred to purchase the business opportunity could result in the loss of a portion or all of the assets acquired. There is no assurance that any business opportunity acquired through a leveraged transaction will generate sufficient revenues to cover the related debt and expenses.

20.      Competition.

The search for potentially profitable business opportunities is intensely competitive. The Company expects to be at a disadvantage when competing with many firms that have substantially greater financial and management resources and capabilities than the Company. These competitive conditions will exist in any industry in which the Company may become interested.

21. No Foreseeable Dividends.

The Company has not paid dividends on its Common Stock and does not anticipate paying such dividends in the foreseeable future.

22. Loss of Control by Present Management and Stockholders.

The Company may consider an acquisition in which the Company would issue as consideration for the business opportunity to be acquired an amount of the Company's authorized but un-issued Common Stock that would, upon issuance, represent a significant portion or even the great majority of the voting power and equity of the Company. The result of such an acquisition would be that the acquired company's stockholders and management would control the Company, and the Company's management could be replaced by persons unknown at this time. Such a merger would result in a greatly reduced percentage of ownership of the Company by its current shareholders. In addition, the Company's officers could sell their control block of stock at a premium price to the acquired company's stockholders.

23. No Public Market Exists.

There is no public market for the Company's common stock, and no assurance can be given that a market will develop or that a shareholder ever will be able to liquidate his investment without considerable delay, if at all. If a market should develop, the price may be highly volatile. Factors such as those discussed in this "Risk Factors" section may have a significant impact upon the market price of the securities. Owing to the low price of the securities, many brokerage firms may not be willing to effect transactions in the securities. Even if a purchaser finds a broker willing to effect a transaction in these securities, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of such securities as collateral for any loans.

24. Rule 144 Sales.

All outstanding shares of Common Stock held by present stockholders are "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, as amended.

As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. Rule 144 provides in essence that a person who has held restricted securities for more than one year may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1.0% of a company's outstanding common stock (or the average weekly trading volume during the four calendar weeks prior to the sale). Those companies (such as Worldtek) whose securities do not trade on an automated quotation exchange, such as NASDAQ, may not utilize average weekly trading volume. Securities trading on OTCBB may similarly not utilize, average weekly trading volume. As a result of revisions to Rule 144 which became effective on or about April 29, 1997, there will be no limit on the amount of restricted securities that may be sold by a non-affiliate after the restricted securities have been held by the owner for a period of two years. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to subsequent registrations of shares of Common Stock of present stockholders, may have a depressive effect upon the price of the Common Stock in any market that may develop. Of the 3,224,784 shares of common stock held by present stockholders of the Company, 3,189,784 shares are presently available for re-sales over time under Rule 144 once the Company is current with respect to '34 Exchange Act reporting requirements.

25. Blue Sky Considerations.

Because the Company's securities registered hereunder have not been registered for resale under the blue sky laws of any state, the holders of such shares and persons who desire to purchase them in any trading market that might develop in the future, should be aware that there may be significant state blue-sky law restrictions upon the ability of investors to sell the securities and of purchasers to purchase the securities. Some jurisdictions may not under any circumstances allow the trading or resale of blind-pool or "blank-check" securities or the securities of an Issuer whom they consider to be a "shell" company. Accordingly, investors should consider the secondary market for the Company's securities to be a limited one.

                                     PART I

                                    BUSINESS

Item 1.           Description of Business.

The following information is being presented for historical background information only and has heretofore been more fully disclosed in Worldtek's Form 10-KSB for year ended October 31, 1996. As hereinafter indicated, the activities referred to in 1996 have since been abandoned.

Historical Background

Worldtek Corp. (hereinafter the "Company" unless otherwise indicated) was incorporated under the laws of the State of Washington on March 6, 1940 as Slate Creek Mining Company and thereafter changed its name to Western Gold Mining, Inc. on April 18, 1952. On February 5, 1996, the Company filed Articles of Merger with the State of Washington evidencing that the Company had merged with Lundell Technologies, Inc., a Delaware corporation formed in 1994 ("Lundell Delaware") wherein the Company was the surviving corporation (the "Merger"). Additionally, on February 5, 1996, the Company filed Articles of Amendment to its Articles of Incorporation providing: (i) that the Company's name was changed to Lundell Technologies, Inc.; and (ii) that the authorized capital of the Company was increased from Five Million (5,000,000) shares of common stock ($.05 par value) to Twenty Million (20,000,000) shares of common stock ($.001 par value).

On December 17, 2003, the Company changed its name from Lundell Technologies, Inc. to Worldtek Corp. and its certificate, as amended to date, authorizes 20,000,000 shares of common stock and Two Million (2,000,000) shares of preferred stock both with a par value of $.001 per share.

In July 2003, the holders of 2,250,000 shares of Company common stock entered into an written "Settlement Agreement and Release of Claims" with the Company whereby the parties thereto sought to restore themselves and their respective corporations to the positions they held pre-merger, including agreement to cancel the 2,250,000 Company shares heretofore issued.

Prior to the Merger, the Company's activities consisted of exploration for minerals on its gold mining property in the Slate Creek Mining District, Whatcom County, Washington. As part of the Merger transaction approved by Shareholders on January 12, 1996, the Company distributed all of its right, title and interest in, and to its mining properties (patented and unpatented claims), a Class D Road Permit and Thirty Thousand (30,000) post-split shares of common stock to North Cascades Exploration, Inc., ("Cascades") of which Mark L. Johnson, former President and a former Director of the Company, was President and a Director. In consideration of the distribution, Cascades assumed certain liabilities of the Company, including past management fees, mining claim lease fees, reforestation expenses, debris clean-up expenses, accounting, legal fees and taxes.

The Company's mining operations had no revenue for the years 1993, 1994 and 1995. In 1996, the Company discontinued all mining operations.

Lundell Delaware was incorporated in the State of Delaware on November 29, 1994. Lundell Delaware acquired Lundell Manufacturing Company "Lundell Manufacturing", incorporated in Iowa, on August 4, 1995. Lundell Manufacturing, a wholly owned subsidiary of the Company and as part of the Settlement Agreement described above, ceased to be a Company subsidiary and all production facilities and property were returned to Lundell Manufacturing's former management.

On February 6, 1996, Lundell Aquametrics, Inc. ("Lundell Aqua") was incorporated in the State of Delaware as a wholly owned subsidiary of the Company.

Lundell Manufacturing

Lundell Manufacturing was in the business of developing, designing, manufacturing and marketing solid waste recycling equipment. See "Settlement Agreement" referred to above.

Lundell Aquametrics

Lundell Aqua was established as a wholly owned Company subsidiary in February 1996 under the laws of the State of Delaware to design, market and install water recycling systems and components (water filtration equipment) for a variety of industrial and agricultural applications.

In September 1998, Lundell Aqua's management severed its relationship with the Company pursuant to written agreement, whereby Howard Schachter, the principal individual responsible for Lundell Aqua's activities, agreed to return all 202,500 Company shares then owned by him to the Company for cancellation.

Cancellation of Securities and Issuance of Securities Post December 31, 2003

The Company's Transfer Agent's certified list of shareholders as of May 13, 2004 indicates total shares outstanding of 5,642,284 and does not take into account, cancellation of an aggregate of 2,452,500 shares primarily due to the fact that the Company's Transfer Agent was not formally advised of such cancellations. The cancellations, as heretofore indicated in this section resulted from the following: ... pursuant to July 23, 2003 Settlement Agreement with certain Lundell Manufacturing Company shareholders (six (6) persons) 2,250,000 Company shares should have been cancelled and pursuant to an Agreement between the Company and Lundell Aquametric's shareholders, a further 202,500 shares should have been cancelled. Accordingly, when taking the above into account, total shares outstanding amounted to 3,189,784. Subsequent to December 31, 2003 and during March 2004, the Company became obligated to issue thirty five million (35,000,000) shares of its common stock to five (5) new stockholders thereby increasing total outstanding shares to 3,224,784.

Proposed Activities

As a result of Settlement Agreements, the Company no longer operates either of its aforementioned subsidiaries, Lundell Manufacturing Co., Inc. or Lundell Aquametrics, Inc. Its' current activities are directed at developing its present business plan and raising capital. The Company has not commenced any new commercial operations. The Company has no full-time employees and neither owns nor leases any real estate. Its prior businesses, as aforementioned, were not successful and management determined that it would be in the shareholders' interest for Worldtek to operate different businesses.

The proposed business activities described herein may classify the Company as a "shell company" whose primary purpose at this time is to locate and consummate a merger or acquisition with a private entity. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions.

The Company's business plan is to seek, investigate, and, if warranted, acquire one or more properties or businesses, and to pursue other related activities intended to enhance shareholder value. The acquisition of a business opportunity may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation, joint venture, or partnership. The Company has limited capital, and it is unlikely that the Company will be able to take full advantage of more than one or a limited number of such business opportunities. The Company intends to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings.

At the present time the Company is actively investigating and analyzing certain business opportunities that it may pursue. However, the Company has not reached any written agreement or definitive understanding with any person concerning an acquisition or other form of business combination.

It is anticipated that the Company's officers and directors may in the future contact broker-dealers and other persons with whom they are acquainted who are involved in corporate finance matters to advise them of the Company's existence and its business plan and to determine if any companies or businesses they represent have an interest in considering a merger or acquisition with the Company. In connection with any transaction which may occur, the Company may be required to pay finders fees in stock, cash or a combination thereof. No assurance can be given that the Company will be successful in finding or acquiring a desirable business opportunity, given the limited funds that are expected to be available for acquisitions, or that any acquisition that occurs will be on terms that are favorable to the Company or its stockholders.

The Company's search will be directed toward small and medium-sized enterprises which have a desire to become public corporations and which are able to satisfy, or anticipate in the reasonably near future being able to satisfy, the minimum asset requirements in order to qualify shares for trading on NASDAQ or on a stock exchange (See "Investigation and Selection of Business Opportunities"). The Company anticipates that the business opportunities presented to it will (i) be recently organized with no operating history, or a history of losses attributable to under-capitalization or other factors; (ii) be experiencing financial or operating difficulties; (iii) be in need of funds to develop a new product or service or to expand into a new market; (iv) be relying upon an untested product or marketing concept; or (v) have a combination of the characteristics mentioned in (i) through (iv). The Company intends to concentrate its acquisition efforts on properties or businesses that it believes to be undervalued. Given the above factors, investors should expect that any acquisition candidate may have a history of losses or low profitability.

The Company does not propose to restrict its search for investment opportunities to any particular geographical area or industry, and may, therefore, engage in essentially any business, to the extent of its limited resources. This includes industries such as service, finance, natural resources, manufacturing, high technology, product development, medical, communications and others. The Company's discretion in the selection of business opportunities is unrestricted, subject to the availability of such opportunities, economic conditions, and other factors.

Any entity which has an interest in being acquired by, or merging into the Company, is expected to be an entity that desires to become a public company and establish a public trading market for its securities. In connection with such a merger or acquisition, it is highly likely that an amount of stock constituting control of the Company would be issued by the Company or purchased from the current principal shareholders of the Company by the acquiring entity or its affiliates.

Depending upon the nature of the transaction, the current officers and directors of the Company may resign their management positions with the Company in connection with the Company's acquisition of a business opportunity. See "Form of Acquisition," below, and "Risk Factors - The Company - Lack of Continuity in Management." In the event of such a resignation, the Company's current management would not have any control over the conduct of the Company's business following the Company's combination with a business opportunity.

It is anticipated that business opportunities will come to the Company's attention from various sources, including its officers and directors, its other stockholders, professional advisors such as attorneys and accountants, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. The Company has no plans, understandings, agreements, or commitments with any individual for such person to act as a finder of opportunities for the Company.

The Company does not foresee that it would enter into a merger or acquisition transaction with any business with which its officers or directors are currently affiliated. Should the Company determine in the future, contrary to the foregoing expectations, that a transaction with an affiliate would be in the best interests of the Company and its stockholders, the Company is in general permitted by Washington law to enter into such a transaction if:

         1. The material facts as to the relationship or interest of the affiliate and as to the contract or transaction are disclosed or are known to the Board of Directors, and the Board in good faith authorizes the contract or transaction by the affirmative vote of a majority of the disinterested directors, even though the disinterested directors constitute less than a quorum; or

         2. The material facts as to the relationship or interest of the affiliate and as to the contract or transaction are disclosed or are known to the stockholders entitled to vote thereon, and the contract or transaction is specifically approved in good faith by vote of the stockholders; or

         3. The contract or transaction is fair as to the Company as of the time it is authorized, approved or ratified, by the Board of Directors or the stockholders.

Investigation and Selection of Business Opportunities
To a large extent, a decision to participate in a specific business opportunity may be made upon management's analysis of the quality of the other company's management and personnel, the anticipated acceptability of new products or marketing concepts, the merit of technological changes, the perceived benefit the company will derive from becoming a publicly held entity, and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria. In many instances, it is anticipated that the historical operations of a specific business opportunity may not necessarily be indicative of the potential for the future because of the possible need to shift marketing approaches substantially, expand significantly, change product emphasis, change or substantially augment management, or make other changes. The Company will be dependent upon the owners of a business opportunity to identify any such problems which may exist and to implement, or be primarily responsible for the implementation of, required changes. Because the Company may participate in a business opportunity with a newly organized firm or with a firm which is entering a new phase of growth, it should be emphasized that the Company will incur further risks, because management in many instances will not have proved its abilities or effectiveness, the eventual market for such company's products or services will likely not be established, and such company may not be profitable when acquired.

It is anticipated that the Company will not be able to fully diversify, but will essentially be limited to one or a few such ventures because of the Company's limited financing. This lack of diversification will not permit the Company to offset potential losses from one business opportunity against profits from another, and should be considered an adverse factor affecting the Company's potential.

It is emphasized that management of the Company may effect transactions having a potentially adverse impact upon the Company's shareholders pursuant to the authority and discretion of the Company's management to complete acquisitions without submitting any proposal to the stockholders for their consideration. Holders of the Company's securities should not anticipate that the Company necessarily will furnish such holders, prior to any merger or acquisition, with financial statements, or any other documentation, concerning a target company or its business. In some instances, however, the proposed participation in a business opportunity may be submitted to the stockholders for their consideration, either voluntarily by such directors to seek the stockholders' advice and consent or because state or federal law so requires.

The analysis of business opportunities will be undertaken by or under the supervision of the Company's President, who is not a professional business analyst. See "Management." Since Company management has no current plans to use any outside consultants or advisors to assist in the investigation and selection of business opportunities, no policies have been adopted regarding use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or regarding the total amount of fees that may be paid.

The Company anticipates that it will consider, among other things, the following factors:

         1. Potential for growth and profitability, indicated by new technology, anticipated market expansion, or new products;

         2. The Company's perception of how any particular business opportunity will be received by the investment community and by the Company's stockholders;

         3. Whether, following the business combination, the financial condition of the business opportunity would be, or would have a significant prospect in the foreseeable future of becoming sufficient to enable the securities of the Company to qualify for listing on an exchange or on a national automated securities quotation system, such as NASDAQ, so as to permit the trading of such securities to be exempt from the requirements of Rule 15c2-6 recently adopted by the Securities and Exchange Commission. See "Risk Factors-The Company-Regulation of Penny Stocks."

         4. Capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of additional securities, through joint ventures or similar arrangements, or from other sources;

         5. The extent to which the business opportunity can be advanced;

         6. Competitive position as compared to other companies of similar size and experience within the industry segment as well as within the industry as a whole;

         7. Strength and diversity of existing management, or management prospects that are scheduled for recruitment;

         8. The cost of participation by the Company as compared to the perceived tangible and intangible values and potential; and

9. The accessibility of required management expertise, personnel, raw materials, services, professional assistance, and other required items.

In regard to the possibility that the shares of the Company would qualify for listing on NASDAQ, the current standards include the requirements that the issuer of the securities that are sought to be listed have total assets of at least $4,000,000 and total capital and surplus of at least $2,000,000, and proposals have recently been made to increase these qualifying amounts. Many, and perhaps most, of the business opportunities that might be potential candidates for a combination with the Company would not satisfy the NASDAQ listing criteria.

None of the factors described above will be controlling in the selection of a business opportunity, and management will attempt to analyze all factors appropriate to each opportunity and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Potential investors must recognize that, because of the Company's limited capital available for investigation and management's relatively limited experience in business analysis, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

The Company is unable to predict when it may participate in a business opportunity. It expects, however, that the analysis of specific proposals and the selection of a business opportunity may take several months.

Prior to making a decision to participate in a business opportunity, the Company will generally request that it be provided with written materials regarding the business opportunity containing such items as a description of products, services and company history; management resumes; financial information; available projections, with related assumptions upon which they are based; an explanation of proprietary products and services; evidence of existing patents, trademarks, or services marks, or rights thereto; present and proposed forms of compensation to management; a description of transactions between such company and its affiliates during relevant periods; a description of present and required facilities; an analysis of risks and competitive conditions; a financial plan of operation and estimated capital requirements; audited financial statements, or if they are not available, un-audited financial statements, together with reasonable assurances that audited financial statements would be able to be produced within a reasonable period of time not to exceed 60 days following completion of a merger transaction; and other information deemed relevant.

As part of the Company's investigation, the Company's executive officers and directors may meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of the Company's limited financial resources and management expertise. There is not expected to be any loan agreements or understandings between the Company and third parties, nor does the Company intend to raise any operating capital by implementing private placements of restricted stock and/or public offerings of its common stock.

It is possible that the range of business opportunities that might be available for consideration by the Company could be limited by the impact of Securities and Exchange Commission regulations regarding purchase and sale of "penny stocks." The regulations would affect, and possibly impair, any market that might develop in the Company's securities until such time as they qualify for listing on NASDAQ or on another exchange which would make them exempt from applicability of the "penny stock" regulations. See "Risk Factors - - Regulation of Penny Stocks."

Company management believes that various types of potential merger or acquisition candidates might find a business combination with the Company to be attractive. These include acquisition candidates desiring to create a public market for their shares in order to enhance liquidity for current shareholders, acquisition candidates which have long-term plans for raising capital through the public sale of securities and believe that the possible prior existence of a public market for their securities would be beneficial, and acquisition candidates which plan to acquire additional assets through issuance of securities rather than for cash, and believe that the possibility of development of a public market for their securities will be of assistance in that process. Acquisition candidates which have a need for an immediate cash infusion are not likely to find a potential business combination with the Company to be an attractive alternative.

Form of Acquisition

It is impossible to predict the manner in which the Company may participate in a business opportunity. Specific business opportunities will be reviewed as well as the respective needs and desires of the Company and the promoters of the opportunity and, upon the basis of that review and the relative negotiating strength of the Company and such promoters, the legal structure or method deemed by management to be suitable will be selected. Such structure may include, but is not limited to leases, purchase and sale agreements, licenses, joint ventures and other contractual arrangements. The Company may act directly or indirectly through an interest in a partnership, corporation or other form of organization. Implementing such structure may require the merger, consolidation or reorganization of the Company with other corporations or forms of business organization, and although it is likely, there is no assurance that the Company would be the surviving entity. In addition, the present management and stockholders of the Company most likely will not have control of a majority of the voting shares of the Company following a reorganization transaction. As part of such a transaction, the Company's existing directors may resign and new directors may be appointed without any vote by stockholders.

Management may actively negotiate or otherwise consent to the purchase of any portion of their common shares as a condition to or in connection with a proposed merger or acquisition transaction. It is emphasized that management of the Company may effect transactions having a potentially adverse impact upon the Company's shareholders pursuant to the authority and discretion of the Company's management to complete acquisitions without submitting any proposal to the stockholders for their consideration. Holders of the Company's securities should not anticipate that the Company necessarily will furnish such holders, prior to any merger or acquisition, with financial statements, or any other documentation, concerning a target company or its business. In some instances, however, the proposed participation in a business opportunity may be submitted to the stockholders for their consideration, either voluntarily by such directors to seek the stockholders' advice and consent or because state or federal law so requires.

It is likely that the Company will acquire its participation in a business opportunity through the issuance of Common Stock or other securities of the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under the Internal Revenue Code of 1986, depends upon the issuance to the stockholders of the acquired company of a controlling interest (i.e. 80% or more) of the common stock of the combined entities immediately following the reorganization. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Internal Revenue Code, the Company's current stockholders would retain in the aggregate 20% or less of the total issued and outstanding shares. This could result in substantial additional dilution in the equity of those who were stockholders of the Company prior to such reorganization. (See "Description of Business - Proposed Activities").

It is anticipated that any new securities issued in any reorganization would be issued in reliance upon exemptions, if any are available, from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of the transaction, the Company may agree to register such securities either at the time the transaction is consummated, or under certain conditions or at specified times thereafter. The issuance of substantial additional securities and their potential sale into any trading market that might develop in the Company's securities may have a depressive effect upon such market.

The Company will participate in a business opportunity only after the negotiation and execution of a written agreement. Although the terms of such agreement cannot be predicted, generally such an agreement would require specific representations and warranties by all of the parties thereto, specify certain events of default, detail the terms of closing and the conditions which must be satisfied by each of the parties thereto prior to such closing, outline the manner of bearing costs if the transaction is not closed, set forth remedies upon default, and include miscellaneous other terms.

As a general matter, the Company anticipates that it, and/or its officers and principal shareholders will enter into a letter of intent with the management, principals or owners of a prospective business opportunity prior to signing a binding agreement. Such a letter of intent will set forth the terms of the proposed acquisition but will not bind any of the parties to consummate the transaction. Execution of a letter of intent will by no means indicate that consummation of an acquisition is probable. Neither the Company nor any of the other parties to the letter of intent will be bound to consummate the acquisition unless and until a definitive agreement concerning the acquisition as described in the preceding paragraph is executed. Even after a definitive agreement is executed, it is possible that the acquisition would not be consummated should any party elect to exercise any right provided in the agreement to terminate it on specified grounds.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation would not be recoverable. Moreover, because many providers of goods and services require compensation at the time or soon after the goods and services are provided, the inability of the Company to pay until an indeterminate future time may make it impossible to procure goods and services.

When considering the various proposed activities discussed in this Item 1 under sub-headings, "Proposed Activities" and Form of Acquisition", management of the Company is also considering, and may eventually utilize the following format or a derivation thereon as follows.

Worldtek may issue a portion of its authorized but un-issued common stock to an operating entity. In that regard, the Worldtek shares issued when combined with the "expertise" of Worldtek's management shall be assigned a mutually agreeable valuation (by Worldtek and the then identified business entity) while at the same time, a mutually agreeable valuation shall be assigned to the aforementioned operating entity. Worldtek shall receive a percentage of ownership in the operating entity equal to the respective valuations assigned. Worldtek's management may then assist the operating entity in the preparation and filing of a registration statement on behalf of the operating entity and its then shareholders (which will include Worldtek) on either a Form 10 Registration Statement (so that the operating entity may become a '34 Act Reporting Company) or on a Form SB-2 Registration Statement (so as to register shares on behalf of selling shareholders and/or so as to offer securities to the public.

Investment Company Act and Other Regulation

The Company may participate in a business opportunity by purchasing, trading or selling the securities of such business. The Company does not, however, intend to engage primarily in such activities. Specifically, the Company intends to conduct its activities so as to avoid being classified as an "investment company" under the Investment Company Act of 1940 (the "Investment Act"), and therefore to avoid application of the costly and restrictive registration and other provisions of the Investment Act, and the regulations promulgated thereunder.

Section 3(a) of the Investment Act contains the definition of an "investment company," and it excludes any entity that does not engage primarily in the business of investing, reinvesting or trading in securities, or that does not engage in the business of investing, owning, holding or trading "investment securities" (defined as "all securities other than government securities or securities of majority-owned subsidiaries") the value of which exceeds 40% of the value of its total assets (excluding government securities, cash or cash items). The Company intends to implement its business plan in a manner which will result in the availability of this exception from the definition of "investment company." Consequently, the Company's participation in a business or opportunity through the purchase and sale of investment securities will be limited.

The Company's plan of business may involve changes in its capital structure, management, control and business, especially if it consummates a re-organization as discussed above. Each of these areas is regulated by the Investment Act, in order to protect purchasers of investment company securities. Since the Company will not register as an investment company, stockholders will not be afforded these protections.

Any securities which the Company might acquire in exchange for its Common Stock will be "restricted securities" within the meaning of the Securities Act of 1933, as amended (the "Act"). If the Company elects to resell such securities, such sale cannot proceed unless a registration statement has been declared effective by the Securities and Exchange Commission or an exemption from registration is available. Section 4(1) of the Act, which exempts sales of securities not involving a distribution, would in all likelihood be available to permit a private sale. Although the plan of operation does not contemplate resale of securities acquired, if such a sale were to be necessary, the Company would be required to comply with the provisions of the Act to affect such resale.

An acquisition made by the Company may be in an industry which is regulated or licensed by federal, state or local authorities. Compliance with such regulations can be expected to be a time-consuming and expensive process.

Competition

The Company expects to encounter substantial competition in its efforts to locate attractive opportunities, primarily from business development companies, venture capital partnerships and corporations, venture capital affiliates of large industrial and financial companies, small investment companies, and wealthy individuals. Many of these entities will have significantly greater experience, resources and managerial capabilities than the Company and will therefore be in a better position than the Company to obtain access to attractive business opportunities. The Company also will experience competition from other public "blind pool" companies, many of which may have more funds available than does the Company.

Employees

The Company currently has no full time employees. Management of the Company expects to use consultants, attorneys and accountants as necessary, and does not anticipate a need to engage any full-time employees so long as it is seeking and evaluating business opportunities. The need for employees and their availability will be addressed in connection with the decision whether or not to acquire or participate in specific business opportunities. Although there is no current plan with respect to its nature or amount, remuneration may be paid to or accrued for the benefit of, the Company's officers prior to, or in conjunction with, the completion of a business acquisition.

Item 2.           Description of Property.

In the Spring of 2003, the Company set up its executive offices occupying one floor of a house owned by its President in a residential area located at 3 Maplewood Lane, Roslyn, New York 11576; Telephone Number: 516-484-3131. This space measures approximately 700 sq. ft. No written agreement exists and no rent is currently being charged.

Item 3.           Legal Proceedings.

The Company is not currently a party to any legal proceeding except as follows.



Item 4.           Submission of Matters to a Vote of Security Holders.

None

                                     PART II

Item 5. Market for Common Equity, Related Stockholder Matters And Small Business Issuer Purchases Of Equity Securities

The Company is subject to '34 Exchange Act reporting requirements (See footnote 1 on cover page). To date there has been no established trading market for the Company's common stock. Its securities are not listed for trading on the OTCBB maintained by the NASD or on any other Exchange.

Once current with respect to its '34 Exchange Act reporting requirements, the Company intends to have a broker/dealer file a Rule 211 application with the NASD for listing purposes. There can be no assurance that such application will result in listing of the Company's securities.

There have been no (re)purchases by the Issuer of any equity securities.

A.       Holders

As of the close of business on May 22, 2004 there were approximately One Thousand Four Hundred Eight (1408) stockholders of record of Worldtek's Common Stock.

B.       Dividends

The payment by the Registrant of dividends, if any, in the future rests within the discretion of its Board of Directors and will depend, among other things, upon the Company's earnings, its capital requirements and its financial condition, as well as other relevant factors. The Registrant has not paid or declared any dividends upon its Common Stock since its inception and, by reason of its present financial status and its contemplated financial requirements, does not contemplate or anticipate paying any dividends upon its Common Stock in the foreseeable future.

Securities sold by Worldtek within the past three (3) years without registration were as follows and all consisted of unregistered shares of Worldtek common stock which were sold at $1.00 per share.

                                    Number of
Name                                     Date                  Shares
----                                     ----                  ------
Paul and Barbara Bermanski               March 14, 2004                5,000
Irving Greenberg                         March 16, 2004               10,000
Sol and Renne Lieberburg                 March 13, 2004               10,000
Ellen Lieberburg                         March 13, 2004                5,000
Flyer Investments, Inc.                  March 15, 2004                5,000

The sales of the above-referenced unregistered shares were exempt transactions in accordance with Section 4(2) as transactions by an Issuer not involving any public offering.

No underwriter participated in the above-referenced transactions and no commissions were paid to anyone with respect thereto.

Item 6.           Management's Discussion and Analysis or Plan of Operation.

Plan of Operations

Worldtek intends to seek to acquire assets or shares of an entity actively engaged in business which generates revenues, in exchange for its securities. Worldtek has no specific acquisitions in mind and has not entered into any binding negotiations regarding such an acquisition.

While the Company will attempt to obtain audited financial statements of a target entity, there is no assurance that such audited financial statements will be available. The Board of Directors does intend to obtain certain assurances of value of the target entity's assets prior to consummating such a transaction, with further assurances that an audited statement would be provided within seventy-five days after closing of such a transaction. Closing documents relative thereto will include representations that the value of the assets conveyed to or otherwise so transferred will not materially differ from the representations included in such closing documents. Any business combination or transaction will likely result in a significant issuance of shares and substantial dilution to Worldtek's present stockholders.

The Company has, and will continue to have, limited capital with which to provide the owners of business opportunities with any significant cash or other assets. However, management believes the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling or significant ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. The owners of the business opportunities will, however, incur significant legal and accounting costs in connection with the acquisition of a business opportunity, including the costs of preparing Form 8-K's, 10-K's or 10-KSB's, agreements and related reports and documents. The Securities Exchange Act of 1934 (the "34 Act"), specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the 34 Act. Nevertheless, the officers and directors of the Company have not conducted market research and are not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

As stated hereinabove, the Company will not acquire or merge with any entity which cannot provide independent audited financial statements within a reasonable period of time after closing of the proposed transaction. The Company intends to continue to be subject to all of the reporting requirements included in the 34 Act. Included in these requirements is the affirmative duty of the Company to file independent audited financial statements as part of its Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as the Company's audited financial statements included in its annual report on Form 10-K (or 10-KSB, as applicable). If such audited financial statements are not available at closing, or within time parameters necessary to insure the Company's compliance with the requirements of the 34 Act, or if the audited financial statements provided do not conform to the representations made by the candidate to be acquired in the closing documents, the closing documents may provide that the proposed transaction will be voidable, at the discretion of the present management of the Company. See also Item 1, Description of Business - "Proposed Activities".

Liquidity and Capital Resources

The Company has cash on hand of approximately $7,758 as of May 22, 2004. In the opinion of Management, these assets will not be sufficient to enable the Company to continue to file periodic reports or pay professional fees therefore until such time as it is able to generate revenues and/or raise funds through issuance of its securities and/or through any additional financing through currently unidentified sources.

The Company will carry out its plan of business as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of any business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company may eventually acquire.

The Company's auditors have included a "going concern" opinion in their report on the Company's financial statements contained in this 10-KSB. Such auditor's opinion indicates that it was prepared on the assumption that we continue as a going concern. Nevertheless, our independent auditor believes there is "substantial doubt" that we will be able to continue as a going concern. See "Independent Auditors' Report" on page F-1 and Note 2A to audited Financial Statements. The auditor notes that we are dependent upon the Company's ability to generate a revenue stream from operations or seek alternative sources of financing in order to meet its future financing requirements. We believe we are taking the steps necessary towards developing and implementing our business plan and are working towards generating sufficient levels of revenues to finance operations that will lead to the elimination of such qualification from our audited statements. However, we might not ever achieve profitability or generate or sustain a revenue stream in the future.

Results of Operations

The Company has not conducted any operations in the last year and, other than activities incident to locating an acquisition partner and effecting an acquisition, does not expect to conduct substantial operations in the current year. Net loss for the year ended December 31, 2003 amounted to $2,500.

Need for Additional Financing

The Company believes that its existing capital will be insufficient to meet the Company's cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended, for the current fiscal year which should not exceed $50,000. The Company may rely upon issuance of its securities to pay for all or a portion of the services necessary to meet reporting requirements.

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") issued by the Financial Accounting Standards Board ("FASB"), under which deferred tax assets and liabilities are provided on differences between the carrying amounts for financial reporting and the tax basis of assets and liabilities for income tax purposes using the enacted tax rates.

Under SFAS 109, deferred tax assets may be recognized for temporary differences that will result in deductible amounts in future periods. A valuation allowance is recognized, if on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized.

Federal Income Tax Aspects of Investment in the Company

The discussion contained herein has been prepared by the Company and is based on existing law as contained in the Code, amended United States Treasury Regulations ("Treasury Regulations"), administrative rulings and court decisions as of the date of this 10-KSB. No assurance can be given that future legislative enactments, administrative rulings or court decisions will not modify the legal basis for statements contained in this discussion. Any such development may be applied retroactively to transactions completed prior to the date thereof, and could contain provisions having an adverse affect upon the Company and the holders of the Common Stock. In addition, several of the issues dealt with in this summary are the subject of proposed and temporary Treasury Regulations. No assurance can be given that these regulations will be finally adopted in their present form.

Basis in Common Stock

The tax basis that a Shareholder will have in his Common Stock will equal his cost in acquiring his Common Stock. If a Shareholder acquires Common Stock at different times or at different prices, he must maintain records of those transactions so that he can accurately report gain or loss realized upon disposition of the Common Stock.

Dividends on Common Stock

Distributions made by the Company with respect to the Common Stock will be characterized as dividends that are taxable as ordinary income to the extent of the Company's current or accumulated earnings and profits ("earnings and profits"), if any, as determined for U.S. federal income tax purposes. To the extent that a distribution on the Common Stock exceeds the holder's allocable share of the Company's earnings and profits, such distribution will be treated first as a return of capital that will reduce the holder's adjusted tax basis in such Common Stock, and then as taxable gain to the extent the distribution exceeds the holder's adjusted tax basis in such Common Stock. The gain will generally be taxed as a long-term capital gain if the holder's holding period for the Common Stock is more than one year.

The availability of earnings and profits in future years will depend on future profits and losses which cannot be accurately predicted. Thus, there can be no assurance that all or any portion of a distribution on the Common Stock will be characterized as a dividend for general income tax purposes. Corporate shareholders will not be entitled to claim the dividends received deduction with respect to distributions that do not qualify as dividends. See the discussion regarding the dividends received deduction below.

Redemption of Common Stock

The Company does not have the right to redeem any Common Stock. However, any redemption of Common Stock, with the consent of the holder, will be a taxable event to the redeemed holder.

The Company does not believe that the Common Stock will be treated as debt for federal income tax purposes. However, in the event that the Common Stock is treated as debt for federal tax purposes, a holder generally will recognize gain or loss upon the redemption of the Common Stock measured by the difference between the amount of cash or the fair market value of property received and the holder's tax basis in the redeemed Common Stock. To the extent the cash or property received are attributable to accrued interest, the holder may recognize ordinary income rather than capital gain. Characterization of the Common Stock as debt would also cause a variety of other tax implications, some of which may be detrimental to either the holders, the Company, or both (including, for example, original issue discount treatment to the Investors). Potential Investors should consult their tax advisors as to the various ramifications of debt characterization for federal income tax purposes.

Other Disposition of the Common Stock

Upon the sale or exchange of shares of Common Stock, to or with a person other than the Company, a holder will recognize capital gain or loss equal to the difference between the amount realized on such sale or exchange and the holder's adjusted basis in such stock. Any capital gain or loss recognized will generally be treated as a long-term capital gain or loss if the holder held such stock for more than one year. For this purpose, the period for which the Common Stock was held would be included in the holding period of the Common Stock received upon a conversion.

State, Local and Foreign Taxes

In addition to the federal income tax consequences described above, prospective investors should consider potential state, local and foreign tax consequences of an investment in the Common Stock.

ERISA Considerations for Tax-Exempt Investors/Shareholders

General Fiduciary Requirements

Title I of ERISA includes provisions governing the responsibility of fiduciaries to their Qualified Plans. Qualified Plans must be administered according to these rules. Keogh plans that cover only partners of a partnership or self-employed owners of a business are not subject to the fiduciary duty rules of ERISA, but are subject to the prohibited transaction rules of the Code.

Under ERISA, any person who exercises any authority or control respecting the management or disposition of the assets of a Qualified Plan is considered to be a fiduciary of such Qualified Plan (subject to certain exceptions not here relevant).

ERISA Section 404(a)(1) requires a fiduciary of a Qualified Plan to "discharge his duties with respect to a plan solely in the interest of the participants and beneficiaries and (A) for the exclusive purpose of: (i) providing benefits to participants and their beneficiaries, and (ii) defraying reasonable expenses of administering the plan; (B) with the care, skill, prudence, and diligence under the circumstances then prevailing that a prudent man acting in a like capacity and familiar with such matters would use in the conduct of an enterprise of a like character and with like aims; (C) by diversifying the investments of a plan so as to minimize the risk of large losses, unless under the circumstances it is clearly prudent not to do so; and (D) in accordance with the documents and instruments governing the plan." Fiduciaries who breach the duties that ERISA imposes may suffer a wide variety of legal and equitable remedies, including (i) the requirement to restore qualified plan losses and to pay over any fiduciary's profits to the qualified plan; (ii) removal as fiduciary of the qualified plan; and (iii) liability for excise taxes that Section 4975 of the Code imposes.

Item 7.           Financial Statements.

The financial statements filed as part of this Annual Report on Form 10-KSB are set forth starting on page F-1.

                                 WORLDTEK CORP.

                      (FORMERLY LUNDELL TECHNOLOGIES, INC.)

                                  BALANCE SHEET

                                DECEMBER 31, 2003


                                     ASSETS

TOTAL ASSETS:                                                   $          -
                                                                ================

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
     Accounts payable and accrued expenses                      $        77,500
                                                                ----------------

STOCKHOLDERS' DEFICIT:
     Preferred stock, $.001 par value; 2,000,000 shares
         authorized, none issued and outstanding                $          -
     Common stock,  $.001 par value; 20,000,000 shares
         authorized, 3,189,784 issued and outstanding                     3,190
     Additional paid-in capital                                         478,810
     Accumulated deficit                                              (559,500)
                                                                ----------------
             TOTAL STOCKHOLDERS' DEFICIT                                (77,500)
                                                                ----------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                     $          -
                                                                ================





















                 See accompanying notes to financial statements

                                 WORLDTEK CORP.

                      (FORMERLY LUNDELL TECHNOLOGIES, INC.)

                            STATEMENTS OF OPERATIONS



                                                    Year Ended
                                                   December 31,
                                        --------------    ---------------
                                             2003               2002
                                        --------------    ---------------

     REVENUES:                          $        -        $         -

     EXPENSES:                                  2,500              2,500
                                        --------------    ---------------

     NET LOSS                           $      (2,500)    $       (2,500)
                                        ==============    ===============


     Net loss per common share (Basic
      and Diluted)                      $       -         $       -
                                        ==============    ===============

     Weighted average common shares
      outstanding                           5,439,784          4,502,500
                                        ==============    ===============















                 See accompanying notes to financial statements

                                 WORLDTEK CORP.

                      (FORMERLY LUNDELL TECHNOLOGIES, INC.)

                       STATEMENTS OF STOCKHOLDERS' DEFICIT


                                           Common Stock              Additional                            Total
                                      Shares             Par          Paid-in        Accumulated       Stockholders'
                                      Issued            Value         Capital          Deficit            Deficit
                                   --------------     -----------    -----------    --------------     --------------

Balance - December 31, 2001            5,439,784      $    5,440     $  476,560     $    (554,500)     $     (72,500)

Net loss                                    -               -              -               (2,500)            (2,500)
                                   --------------     -----------    -----------    --------------     --------------

Balance - December 31, 2002            5,439,784           5,440        476,560          (557,000)           (75,000)

Cancellation of shares (Note 5)       (2,250,000)         (2,250)         2,250              -                  -

Net loss                                    -               -              -               (2,500)            (2,500)
                                   --------------     -----------    -----------    --------------     --------------

Balance - December 31, 2003            3,189,784    $      3,190   $    478,810 $        (559,500)$          (77,500)
                                   ==============     ===========    ===========    ==============     ==============










                 See accompanying notes to financial statements.

                                 WORLDTEK CORP.

                      (FORMERLY LUNDELL TECHNOLOGIES, INC.)

                            STATEMENTS OF CASH FLOWS




                                                                      Year Ended
                                                                     December 31,
                                                   ---------------------------------------------
                                                             2003                    2002
                                                   ---------------------    --------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                           $             (2,500)                 (2,500)
Adjustments to reconcile net loss to net cash
 used in operating activities:
    Accounts payable and accrued expenses                         2,500                   2,500
                                                   ---------------------    --------------------

NET CASH USED IN OPERATING ACTIVITIES                              -                       -
                                                   ---------------------    --------------------

CHANGE IN CASH                                                     -                       -
CASH AT BEGINNING OF YEAR                                          -                       -
                                                   ---------------------    --------------------

CASH AT END OF YEAR                                $               -                       -
                                                   =====================    ====================






       The Company was inactive during 2003 and 2002 and accordingly paid no interest or income taxes during these years.















                 See accompanying notes to financial statements

                                 WORLDTEK CORP.

                      (FORMERLY LUNDELL TECHNOLOGIES, INC.)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2003


1. ORGANIZATION AND BUSINESS

         Worldtek, Corp. (the "Company"), formerly known as Lundell Technologies, Inc. was incorporated in the state of Washington in 1940. The Company discontinued operations in 1996 and has been inactive since that date. The Company effected the name change to Worldtek Corp. on December 17, 2003 and concurrently authorized 20,000,000 shares of common stock and 2,000,000 shares of preferred stock, each with a par value of $.001 per share.

2. BASIS OF PRESENTATION

         The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception. The financial statements reflect losses, working capital and total capital deficiencies and negative cash flows.

         The Company is dependent upon outside capital to continue in existence and to achieve profitable operations. Accordingly, management intends to raise working capital through equity financing arrangements and private placements.

3. SIGNIFICANT ACCOUNTING POLICIES

         Loss Per Share

         The Company reports loss per common share in accordance with Statement of Financial Accounting Standards ("SFAS") no. 128, "Earnings Per Share." The per share effects of potential common shares such as warrants, options, convertible debt and convertible preferred stock are not includable, as the effect would be antidilutive.

         Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

         Income Taxes

         The Company accounts for income taxes under the liability method, in accordance with the Statement of Financial Accounting Standards No. 109 ("SFAS 109") "Accounting for Income Taxes". Accordingly, a deferred tax asset or liability is determined based upon the tax effect of the differences between the financial statement and tax basis of assets and liabilities as measured by the enacted rates in effect when these differences reverse.

         Fair Value of Financial Instruments

         Statement of Financial Accounting Standard No. 107 "Disclosures about Fair Value of Financial Instruments" (SFAS 107) requires the disclosure of fair value information of financial instruments whether or not recognized on the balance sheet, for which it is practicable to estimate the value. Where quoted market prices are not readily available, fair values are based on quoted market prices of comparable instruments. The carrying amount of accounts payable and accrued expenses approximates fair value because of the short maturity of those instruments.

         Stock Based Compensation

         Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123"), encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. Accordingly, the Company measures compensation cost as the fair value of the stock at the date of the grant in excess of the amount an employee must pay to acquire the stock. The Company has adopted the "disclosure only" alternative described in SFAS 123 and SFAS 148, which require pro forma disclosures of net income and earnings per share as if the fair value method of accounting had been applied.

4. NEW ACCOUNTING PRONOUNCEMENTS

         In July 2002, the FASB issued Statement No. 146 (SFAS 146), "Accounting for Costs Associated with Exit or Disposal Activities." This Standard supercedes the accounting guidance provided by Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity" (including "Certain Costs Incurred in a Restructuring"). SFAS No. 146 requires companies to recognize costs associated with exit activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure -- an Amendment of FASB Statement No. 123." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Company does not currently intend to adopt the fair value based method of measuring compensation associated with stock awards and grants. As a consequence of continuing to utilize the intrinsic value method of measuring such compensation, the Company will be required to provide additional disclosures in its quarterly financial statements which will reflect the impact on net income and earnings per share on a pro forma basis as if the Company had applied the fair value method to stock-based employee compensation.

         In May 2003, the Financial Accounting Standards Board issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires an issuer to classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and, otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.

         In December 2003, the FASB revised its FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46R). FIN 46R clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements. FIN 46R requires that a business enterprise review all of its legal structures used to conduct its business activities, including those to hold assets, and its majority-owned subsidiaries, to determine whether those legal structures are variable interest entities (VIEs) required to be consolidated for financial reporting purposes by the business enterprise. A VIE is a legal structure for which the holders of a majority voting interest may not have a controlling financial interest in the legal structure. FIN 46R provides guidance for identifying those legal structures and provides guidance for determining whether a business enterprise shall consolidate a VIE. FIN 46R requires that a business enterprise that holds a significant variable interest in a VIE make new disclosures in their financial statements. The Company is required to adopt the provisions of FIN 46R commencing in 2004.

5. CANCELLATION OF SHARES

         In July 2003 the Company, Lundell Manufacturing Company, Inc ("LMCI"), and six individuals associated with LMCI entered into a settlement agreement and release of claims. Each individual agreed to return for cancellation all shares of the Company's common stock owned by them. Accordingly, a total of 2,250,000 shares owned by such individuals were cancelled. In 1998 Lundell Aquametrics, Inc., a wholly owned subsidiary of the Company, severed its relationship with the Company. A principal of Aquametrics returned for cancellation, 202,500 shares of common stock owned by him. Shares outstanding at December 31, 2001 give retroactive effect to this transaction.

6. INCOME TAXES

         The Company had net deferred tax assets of approximately $175,000 at December 31, 2003. The Company established a valuation allowance for the full amount of such deferred tax assets at December 31, 2003, as management of the Company is unable to determine that it is more likely than not that the deferred tax assets will be realized. Additionally, the limitations of Section 382 of the Internal Revenue Code would further impair the utilization of a net operating loss deduction.

         The following table reflects the Company's deferred tax assets at December 31, 2003:
           Net operating loss deduction                   $   175,000

           Valuation allowance                               (175,000)
                                                          ------------
                                                          $      -
                                                          ============

         The provision for income tax benefits differs from the amount computed by applying the statutory federal income tax rate to the loss before income taxes as follows:

                                                                          Year Ended
                                                                          December 31,
                                                       ---------------------------------------------------
                                                                 2003                          2002
                                                       ------------------------       --------------------
         Income tax benefit computed at                $                  (875)       $               (875)
         statutory rate

         Tax benefit not recognized                                        875                         875
                                                       ------------------------       --------------------
         Provision for income taxes (benefit)          $                  -           $               -
                                                       ========================       ====================

         The net operating loss carryforward at December 31, 2003 was approximately $500,000 and expires in the years 2011 to 2021.

7. SUBSEQUENT EVENT

         During March 2004 the Company sold 35,000 common shares to five persons, through a private placement, for gross proceeds of $35,000.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.
None

Item 8A. Controls and Procedures.

The Company's Chief Executive Officer and Chief Financial Officer ("Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for the Company. The Certifying Officers have concluded (based on their evaluation of these controls and procedures as of a date within 90 days of the filing of this report) that the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-14(C) under the Securities Exchange Act of 1934) adequately meet intended objectives and are effective to ensure that all material information required to be filed in this 10-KSB have been made know to them in a timely fashion. As of this date, given the small size of the Company and its limited operations over the last few years, the Company utilized a preliminary and basic standard of internal controls and procedures related to its financial reporting for the period covered by this report. Management is in the process of developing and adopting new and more stringent controls and procedures and anticipates such controls and procedures to be in place prior to the end of calendar year 2004.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act are accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

No significant changes were made in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of the evaluation, including any corrective actions with regard to significant deficiencies or material weaknesses.

                                    PART III
Item 9.           Directors, Executive Officers, Promoters and Control Persons;
                  Compliance With Section 16(a) of the Exchange Act.

Set forth below is certain information concerning each director and executive officer of the Registrant, including age, position(s) with the Registrant, present principal occupation and business experience during the past five years.

Name                                 Age      Position

* Bernard Artz                       80       Chairman, Chief Executive Officer,
                                              President
Leonard Markman                      66       Vice President, Director
Jack Fishman                         74       Treasurer, Director
Donald H. Rizzuto, M.D.              70       Corporate Secretary, Director
Aaron Etra                           62       Director

* United States Securities and Exchange Commission ("SEC") pursuant to Section 21(a) of the Exchange Act issued a Formal Order of Private Investigation on March 20, 2003, In The Matter of Neurotech Development Corporation (B-01933) to investigate possible violations of the Exchange Act and Rules thereunder. While depositions have been conducted and the SEC has recently indicated its intent to proceed with this matter, no Complaint has been served to date. Bernard Artz, and any other Neurotech Development Corporation personnel who may be named as defendants in any complaint, intend to vigorously defend themselves.

The directors named above will serve until the next annual meeting of the Company's stockholders. Thereafter, directors will be elected for one-year terms at the annual stockholders' meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated. There is no arrangement or understanding between the directors and officers of the Company and any other person pursuant to which any director or officer was or is to be selected as a director or officer.

The directors and officers of the Company will devote their time to the Company's affairs on an "as needed" basis. As a result, the actual amount of time which they will devote to the Company's affairs is unknown and is likely to vary substantially from month to month and individual to individual. Management presently anticipates that Bernard Artz and Leonard Markham will each devote approximately 100% of their time to the affairs of the Company.

Bernard Artz has been the Chairman of the Board of Directors, President and Chief Financial Officer of the Company since January 1996 while under its former name Lundell Technologies, Inc. In 2003, he assumed the title of Chairman of the Board of Directors, Chief Executive Officer, and remains a Director. Between November 1994 and January 1996, Mr. Artz was a Director of Lundell Technologies, Inc., a Delaware Corporation. From 1994 to the present, Mr. Artz was Chairman and Chief Executive Officer of Neurotech Development Corporation, a public company listed for trading on the OTCBB under the symbol NEKDB (SEC File No.:
000-15179). From 1993 to 1996, he was a Vice-President and Director of Travel Safety Corp. From 1999 to 1992, he was the President of Post Merchandising, Inc.

Leonard Markman has been a Vice-President and Director of the Company since the beginning of 2004. Between November 1994 and January 1998, Mr. Markman was Project Manager for Lundell Technologies, Inc. From 1994 to the present, he was in charge of Stockholder Relations of Neurotech Development Corporation. Between 1986 and 1993, he was Director of Merchandising for Buyfinder International and Post Merchandisers, Inc.

Jack Fishman has been the Treasurer and Director of the Company since the beginning of 2004. He is a Human Resources and Payroll Director for Xantech Corp. which is a subsidiary of Nortek Corp., a publicly traded Company. Mr. Fishman has been a Certified Public Accountant with his own practice for over twenty five years.

Dr. Donald H. Rizzuto has been the Corporate Secretary and Director of the Company sicne the beginning of 2004. From 2000 to the present he was the Medical Director of Neurotech Development Corporation. Between 1968 and 2002, he was Attending Physician in the Department of Obstetrics and Gynecology at Franklin Hospital Medical Center in Franklin Square, New York and Mercy Hospital Medical Center in Rockville Center, New York. Since 1968, he has been a member of the New York State Medical Society, the Nassau County Medical Society and the American Medical Society.

Aaron Etra has been an attorney and counselor of law in New York and London, England from 1970 to the present. He has been a Director of the Company since the beginning of 2004. From July 1997 to the present he was the Founder and Chairman of the Molecutec Group, PhV Corporation and Envirovitae comprised of a group of leading scientists, businessmen and professionals focusing on pioneering small molecule technology and its commercial applications for healthcare, wellness, beauty and other consumer products and environmental remediation. Since March 2002 to the present he was the Project Developer of Sevensprings Centers for International Understanding Inc. and Wayneville Conferrence Center LLC in Haywood County, North Carolina. Mr. Etra is on the United Nations NGO/DPI Executive Committee and an NGO Representative of the Mexican Academy of International Law.

The Company's last Form 10-KSB for fiscal year ended October 31, 1996 indicated eight (8) persons as being officers and/or directors. Only one (1) of such persons (Bernard Artz) still remains an officer and director. Indicated directly below are the names, ages, positions and termination dates of each of the seven
(7) officers and directors who no long hold any position with the Company.


Name                          Age      Position                                          Termination Date
----                          ---      ---------                                         ----------------
Steven A. Massey              47       President and Director                            December 2001
Vernon Lundell                83       Director and Co-Chairman of the Board             July 2002
Lawrence Artz                 54       Vice President and Director                       February 2002
Stephen Paulsen               56       Vice President and Director                       July 2002
Steven Lundell                55       Vice President and Director                       July 2002
Howard Schachter              71       Director                                          June 1998
Joseph Cerra                  53       Secretary                                         December 2001


Conflicts of Interest

No officer or director of the Company will devote full time to the affairs of the Company, except at times when a business combination may be imminent. There will be occasions when the time requirements of the Company's business conflict with the demands of their other business. Such conflicts may require that the Company attempt to employ additional personnel. There is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to the Company. In addition, in the future, one or more members of management may become involved in the management of other companies.

Item 10. Executive Compensation.

Bernard Artz, Chairman, Chief Executive Officer and President of Worldtek had entered into an oral three (3) year Employment Agreement with the Company on November 1, 1996 which provided for annual salaries of $80,000 for the first year, $100,000 for the 2nd year and $120,000 for the third year. No monies were paid to Bernard Artz under such Agreement which accrued to salaries of $300,000. Mr. Artz waived any and all right to all or any portion of such monies feeling that such waiver would be in the best interest of Worldtek and its shareholders so that it could have a "fresh start" without being burdened by the above-referenced accrued salaries.

For the current calendar year ending December 31, 2004, no officer, director or employee has a written contract or commitment to receive annual compensation in excess of $100,000. They will receive no other form of compensation (other than up to the aforesaid $100,000) from Worldtek until a written employment agreement has been formally entered into between Worldtek and its officer(s) and/or director(s)

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding beneficial ownership of the Common Stock as of May 22, 2004 (except where otherwise noted) with respect to (a) each person known by Worldtek to be the beneficial owner of more than five percent of the outstanding shares of Common Stock, (b) each director of the Worldtek, (c) Worldtek's executive officers and (d) all officers and directors of Worldtek as a group. Except as may be indicated in the footnotes to the table, all of such shares of Common Stock are owned with sole voting and investment power. The title of class of all securities indicated below is Common Stock with $.001 par value per share.


Names and Addresses*                               1Number of Shares           1Percentage of Shares
Of Beneficial Owners                              Beneficially Owned              Beneficially Owned
--------------------                              ------------------              ------------------
Bernard Artz                                                 509,958                          15.81%
Leonard Markman                                               37,503                           1.16%
Jack Fishman                                                  22,502                           0.70%
Donald H. Rizzuto, M.D.                                          -0-                             -0-
Aaron Etra                                                       -0-                             -0-
** Lawrence Artz                                             509,958                          15.81%
Steven Massey                                                509,958                          15.81%
All Officers and Directors as a Group                        569,963                          17.67%
(5 Persons)

* Unless otherwise indicated, each shareholder's address is c/o the Company at 3 Maplewood Lane, Roslyn, New York 11576. ** See footnote to Item 9 regarding SEC formal order of investigation involving , Neurotech Development Corporation, Lawrence Artz and Bernard Artz.
1 Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of the Common Stock beneficially owned by them. A person is deemed to be the beneficial owner of securities which may be acquired by such person within 60 days from the date indicated above upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage of ownership is determined by assuming that options, warrants or convertible securities that are held by such person (not those held by any other person) and which are exercisable within 60 days of the date indicated above, have been exercised. To date, the Company has not granted any options, warrants or any other form of securities convertible into its common stock.

Item 12. Certain Relationships and Related Transactions.

In the Spring of 2003, the Company set up its executive offices occupying one floor of a house owned by its President in a residential area located at 3 Maplewood Lane, Roslyn, New York 11576; Telephone Number: 516-484-3131. This space measures approximately 700 sq. ft. No written agreement exists and no rent is currently being charged.

Item 13. Exhibits and Reports on Form 8-K.

(a) 31.1 Certification by Chief Executive Officer 31.2 Certification by Chief Financial Officer

         32.1     Certification by Chief Executive Officer
         32.2     Certification by Chief Financial Officer

(b) Reports on Form 8-K

None.

Item 14. Principal Accountant Fees and Services.

Audit fees: Total audit fees, billed during the last two (2) years (all related to the audit included herein) amount to $5,000.

During the past 2 years, there were no Audit Related Fees, Tax Fees or Other Fees billed by the Company's auditor.

                                   Signatures


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               WORLDTEK CORP.
                                               (Registrant)

                                               /s/ Bernard Artz
                                               --------------------------------
                                                   Bernard Artz

                                               Date: May     , 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures                  Titles                               Dates

/s/ Bernard Artz
-----------------           Chairman, Chief Executive Officer    May    , 2004
Bernard Artz                 and President

/s/ Leonard Markman
-------------------         Vice President, Director             May    , 2004
Leonard Markman

/s/ Jack Fishman
----------------
Jack Fishman                Treasurer, Director                  May  28, 2004

/s/ Donald H. Rizzuto
---------------------
Donald H. Rizzuto           Corporate Secretary, Director        May  28, 2004

/s/ Aaron Etra
--------------
Aaron Etra                  Director                             May  28, 2004