Form 10QSB
period 2004-03-31
Worldtek Corp
filed 2004-08-17
CIK 1294685

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                                       OR

       [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the Fiscal Quarter Ended: March 31, 2004
                          Commission File Number: 1-6496

                                 WORLDTEK CORP.
                         ----------------------------------
                         (Name of small business issuer as
                            specified in its charter)

          Washington                                 91-0413022
-------------------------------           ---------------------------------
(State or other jurisdiction of           (IRS Employer Identification No.)
incorporation or organization)

                    3 Maplewood Lane, Roslyn, New York 11576
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (516) 484-3131
                 ----------------------------------------------
                 Issuer's telephone number, including area code


     -----------------------------------------------------------------------
     (Former name, former address, and former fiscal year, if changed since last report)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2)has been subject to such filing requirements for the past 90 days. Yes 1No X

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,224,784 shares, as of July 28, 2004.

--------
1 The Issuer's last '34 Act filing prior to its filing (August 4, 2004) of its Form 10-KSB for year ended December 31, 2003 was its Form 10-QSB for quarter ended January 31, 1997 (as filed June 11, 1997).

                                 Worldtek Corp.
                                   Form 10-QSB
                      Quarterly Period Ended March 31, 2004

                                      INDEX

Part I. .....................................................................1

Financial Information........................................................1

Item 1. Financial Statements - Unaudited.....................................1

Note to Financial Statements.................................................4

Item 2. Management's Discussion and Analysis or Plan of Operations...........5

Item 3. Controls and Procedures..............................................7

Part II. ....................................................................7

Other Information ...........................................................7

Item 1. Legal Proceedings ...................................................7

Item 2. Changes in Securities and Small Business Issuer Purchases
        of Equity Securities ................................................7

Item 3. Defaults Upon Senior Securities .....................................8

Item 4. Submissions of Matters to a Vote of Security Holders ................8

Item 5. Other Information ...................................................8

Item 6. Exhibits and Reports on Form 8-K ....................................8

Signatures

                             WORLDTEK CORP.

                  (FORMERLY LUNDELL TECHNOLOGIES, INC.)

                              BALANCE SHEET

                             MARCH 31, 2004
                               (Unaudited)

                                     ASSETS

CURRENT ASSETS:
Cash                                                         $          35,000
                                                             ------------------

     TOTAL ASSETS:                                           $          35,000
                                                             ==================

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
     Accounts payable and accrued expenses                   $          88,241
                                                             ------------------

STOCKHOLDERS' DEFICIT:
     Preferred stock, $.001 par value; 2,000,000
      shares authorized, none issued and outstanding                         -
     Common stock,  $.001 par value; 20,000,000
      shares authorized, 3,224,784 issued and outstanding                3,225
     Additional paid-in capital                                        513,775
     Accumulated deficit                                              (570,241)
                                                             ------------------

             TOTAL STOCKHOLDERS' DEFICIT                               (53,241)
                                                             ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                  $          35,000
                                                             ==================












                 See accompanying notes to financial statements

                                 WORLDTEK CORP.

                      (FORMERLY LUNDELL TECHNOLOGIES, INC.)

                             STATEMENT OF OPERATIONS

                     THREE MONTHS ENDED MARCH 31, 2004 (A)
                                   (Unaudited)


REVENUES:                                                        $        -

EXPENSES:                                                               10,741
                                                                 --------------

NET LOSS                                                         $      (10,741)
                                                                 ==============

Net loss per common share (Basic and Diluted)                    $         -
                                                                 ==============

Weighted average common shares outstanding                            3,193,700
                                                                 ==============
















   (A) The Company was inactive during the three months ended March 31, 2003. Accordingly, no comparative operating results are presented.







                 See accompanying notes to financial statements

                                 WORLDTEK CORP.

                      (FORMERLY LUNDELL TECHNOLOGIES, INC.)

                             STATEMENT OF CASH FLOWS

                      THREE MONTHS ENDED MARCH 31, 2004 (A)
                                   (Unaudited)




CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                        $       (10,741)
Adjustments to reconcile net loss to net cash used in
       operating activities:
             Accounts payable and accrued expenses                       10,741
                                                                ----------------


NET CASH USED IN OPERATING ACTIVITIES                                      -
                                                                ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from sale of common stock                                35,000
                                                                ----------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                35,000
                                                                ----------------


CHANGE IN CASH                                                           35,000

CASH AT BEGINNING OF PERIOD                                                -
                                                                ----------------

CASH AT END OF PERIOD                                           $        35,000
                                                                ================









 (A) The Company was inactive during the three months ended March 31, 2003 and accordingly, no comparative cash flows are presented.









                 See accompanying notes to financial statements

                                 WORLDTEK CORP.
                      (Formerly Lundell Technologies, Inc.)

                          Notes to Financial Statements

                                 March 31, 2004

                                   (Unaudited)

1. BASIS OF PRESENTATION

The accompanying condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three-month period ended March 31, 2004 are not necessarily indicative of the results to be expected for the year ended December 31, 2004. The condensed interim financial statements should be read in conjunction with the audited financial statements and notes, contained in the Company's Annual Report on Form 10-KSB for the year-ended December 31, 2003.

The Company's financial statements have been prepared assuming that the Company will continue as a going concern. The auditor's report on the Company's 2003 financial statements states the "the Company has incurred losses from operations, has working capital and total capital deficiencies that raise substantial doubt about its ability to continue as a going concern." The Company continues to explore the possibility of raising funds through available sources including but not limited to equity and debt markets. It is uncertain that the Company will be successful at raising funds through these sources.

2. COMMON STOCK

During March 2004 the Company sold 35,000 common shares to five persons, through a private placement, for gross proceeds of $35,000.

Item 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

Liquidity and Capital Resources

The Company has cash on hand of approximately $7,283 as of May 27, 2004. In the opinion of Management, these assets will not be sufficient to enable the Company to continue to file periodic reports or pay professional fees therefore until such time as it is able to generate revenues and/or raise funds through issuance of its securities and/or through any additional financing through currently unidentified sources.

The Company will carry out its plan of business as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of any business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company may eventually acquire.

The Company's auditors have included a "going concern" opinion in their report on the Company's financial statements contained in the Company's 10-KSB for year ended December 31, 2003. Such auditor's opinion indicates that it was prepared on the assumption that we continue as a going concern. Nevertheless, our independent auditor believes there is "substantial doubt" that we will be able to continue as a going concern. The auditor notes that we are dependent upon the Company's ability to generate a revenue stream from operations or seek alternative sources of financing in order to meet its future financing requirements. We believe we are taking the steps necessary towards developing and implementing our business plan and are working towards generating sufficient levels of revenues to finance operations that will lead to the elimination of such qualification from our audited statements. However, we might not ever achieve profitability or generate or sustain a revenue stream in the future.

Results of Operations
The Company has not conducted any operations in the last year and, other than activities incident to locating an acquisition partner and effecting an acquisition, does not expect to conduct substantial operations in the current year. Net loss for the year ended December 31, 2003 amounted to $2,500 while a further net loss of $10,741 was incurred during the quarter ended March 31, 2004.

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

Item 3.           CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our chief executive officer and chief accounting officer, conducted an evaluation of our "disclosure controls and procedures" (as defined in the General Rules and Regulations under the Securities Exchange Act of 1934 at Rules 13a-15 and 15d-15). Based on their evaluation, our chief executive officer and chief accounting officer have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that all material information required to be filed in this Quarterly Report on Form 10-QSB has been made known to them in a timely fashion.

There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date set forth above.

PART II

OTHER INFORMATION

Item 1.           LEGAL PROCEEDINGS


Item 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

During the quarter ended March 31, 2004, the Company sold an aggregate of Thirty Five Thousand (35,000) shares to a total of five (5) persons for gross proceeds of Thirty Five Thousand ($35,000) Dollars. Each of these sales were made pursuant to Subscription Agreement (Including Investment Representations). The individuals who subscribed for shares of Company common stock had an opportunity to ask questions of and receive answers from executive officers of the Company and were provided with access to certain documents and records of the Company in order to verify the information provided. All transactions were negotiated in face-to-face or telephone discussions between executives of the Company and the individual stockholders. The securities are to bear a restrictive legend, and stop transfer instructions are to be placed on the stock transfer records of the Company by its Transfer Agent. There was no general solicitation or general advertising. No underwriter participated in the foregoing transactions, and no underwriting discounts or commissions were paid to anyone.

The foregoing issuances of securities were effected in reliance upon the exemption from registration provided by section 4(2) under the Securities Act of 1933, as amended.

The Company did not repurchase any of its equity securities during the quarter ended March 31, 2004.

Item 3.           DEFAULTS UPON SENIOR SECURITIES

None

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5.           OTHER INFORMATION

None

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         31       302 Certification by President and Chief Executive Officer
         32       906 Certification by President and Chief Executive Officer


(b) Reports on Form 8-K

                  None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: July 28, 2004



                                           By:   /s/ Bernard Artz
                                                 -------------------------------
                                                     Bernard Artz, President
                                                     and Chief Executive Officer