Form 10KSB/A
period 2003-12-31
Worldtek Corp
filed 2004-08-26
CIK 1294685

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-KSB/A-1

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

                                 WORLDTEK CORP.

                          INDEX TO FINANCIAL STATEMENTS




                                                                      Page

INDEPENDENT AUDITOR'S REPORT.. ...............................        F - 2

BALANCE SHEET ................................................        F - 3

STATEMENTS OF OPERATIONS .....................................        F - 4

STATEMENTS OF STOCKHOLDERS' DEFICIT ..........................        F - 5

STATEMENTS OF CASH FLOWS......................................        F - 6

NOTES TO FINANCIAL STATEMENTS.................................      F-7 - F-10

                          INDEPENDENT AUDITOR'S REPORT


Board of Directors and Stockholders
Worldtek Corp.
Roslyn, NY


I have audited the accompanying balance sheet of Worldtek Corp. (the "Company") as of December 31, 2003 and the related statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for our opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Worldtek Corp. as of December 31, 2003, and the results of its operations and its cash flows for the years ended December 31, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant losses and has a working capital deficiency as more fully described in Note 2. The Company anticipates that additional funding will be necessary to sustain the Company's operations through December 31, 2004. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Allen G. Roth, P.A.
Allen G. Roth, P.A.
May 4, 2004

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

                                 WORLDTEK CORP.

                      (FORMERLY LUNDELL TECHNOLOGIES, INC.)

                            STATEMENTS OF OPERATIONS



                                                    Year Ended
                                                   December 31,
                                        --------------    ---------------
                                             2003               2002
                                        --------------    ---------------

     REVENUES:                          $        -        $         -

     EXPENSES:                                  2,500              2,500
                                        --------------    ---------------

     NET LOSS                           $      (2,500)    $       (2,500)
                                        ==============    ===============


     Net loss per common share (Basic
      and Diluted)                      $       -         $       -
                                        ==============    ===============

     Weighted average common shares
      outstanding                           4,314,784          5,439,784
                                        ==============    ===============















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
                                                   =====================    ====================






       The Company was inactive during 2003 and 2002 and accordingly paid no interest or income taxes during those years.















                See accompanying notes to financial statements.

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

                                               Date: August 25, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures                  Titles                               Dates

/s/ Bernard Artz
-----------------           Chairman, Chief Executive Officer    August 25, 2004
Bernard Artz                 and President

/s/ Leonard Markman
-------------------         Vice President, Director             August 25, 2004
Leonard Markman

/s/ Jack Fishman
----------------
Jack Fishman                Treasurer, Director                  August 25, 2004

/s/ Donald H. Rizzuto
---------------------
Donald H. Rizzuto           Corporate Secretary, Director        August 25, 2004


--------------
Aaron Etra                  Director                             August  , 2004