Form 10QSB
period 2004-06-30
Worldtek Corp
filed 2004-11-29
CIK 1294685

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

             [ X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                                       OR

       [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the Fiscal Quarter Ended: June 30, 2004
                         Commission File Number: 1-6496

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,224,784 shares, as of November 16, 2004.

--------
1 The Issuer's last '34 Act filing prior to its filing (August 4, 2004) of its Form 10-KSB for year ended December 31, 2003 was its Form 10-QSB for quarter ended January 31, 1997 (as filed June 11, 1997).

                                 Worldtek Corp.
                                   Form 10-QSB
                      Quarterly Period Ended June 30, 2004

                                      INDEX

Part I. Financial Information...............................................1

Item 1. Financial Statements - Unaudited....................................1

Note to Financial Statements................................................4

Item 2. Management's Discussion and Analysis or Plan of Operations..........5

Item 3. Controls and Procedures.............................................7

Part II.....................................................................7

Other Information...........................................................7

Item 1. Legal Proceedings...................................................7

Item 2. Changes in Securities and Small Business Issuer Purchases
        of Equity Securities ...............................................7

Item 3. Defaults Upon Senior Securities.....................................8

Item 4. Submissions of Matters to a Vote of Security Holders ...............8

Item 5. Other Information ..................................................8

Item 6. Exhibits and Reports on Form 8-K ...................................8

Signatures

                                 WORLDTEK CORP.

                      (FORMERLY LUNDELL TECHNOLOGIES, INC.)

                                  BALANCE SHEET

                                  JUNE 30, 2004
                                   (Unaudited)

   ASSETS

CURRENT ASSETS:
     Cash                                                     $           5,588
                                                              ------------------

         TOTAL ASSETS:                                        $           5,588
                                                              ==================


   LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
     Accounts payable and accrued expenses                    $          75,524
     Due to related party                                                 9,392
                                                              ------------------
         TOTAL CURRENT LIABILITIES                                       84,916
                                                              ------------------

STOCKHOLDERS' DEFICIENCY:
     Preferred stock, $.001 par value; 2,000,000 shares
         authorized, none issued and outstanding                              -
     Common stock,  $.001 par value; 20,000,000 shares
         authorized, 3,224,784 shares issued and outstanding              3,225
     Additional paid-in capital                                         513,775
     Accumulated deficiency                                            (596,328)
                                                              ------------------
             TOTAL STOCKHOLDERS' DEFICIENCY                             (79,328)
                                                              ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                $           5,588
                                                              ==================





















                 See accompanying notes to financial statements.
                                        1

                                 WORLDTEK CORP.

                      (FORMERLY LUNDELL TECHNOLOGIES, INC.)

                           STATEMENT OF OPERATIONS (A)
                                   (Unaudited)

                                                Three Months         Six Months
                                                   Ended               Ended
                                             ----------------     --------------
                                                          June 30, 2004
                                             -----------------------------------

REVENUES:                                    $             -      $           -

EXPENSES:                                             26,087             36,828
                                             ----------------     --------------

NET LOSS                                     $       (26,087)     $     (36,828)
                                             ================     ==============


Net loss per common share (Basic
 and Diluted)                                $         (0.01)     $       (0.01)
                                             ================     ==============

Weighted average common shares outstanding          3,224,784          3,208,800
                                             ================     ==============








     (A) The Company was inactive during the six months ended June 30, 2003. Accordingly, no comparative operating results are presented.







                 See accompanying notes to financial statements.
                                        2

                                 WORLDTEK CORP.

                      (FORMERLY LUNDELL TECHNOLOGIES, INC.)

                             STATEMENT OF CASH FLOWS

                       SIX MONTHS ENDED JUNE 30, 2004 (A)
                                   (Unaudited)



CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                   $            (36,828)
Adjustments to reconcile net loss to net cash used in
       operating activities:
             Accounts payable and accrued expenses                       (1,976)
                                                           ---------------------

NET CASH USED IN OPERATING ACTIVITIES                                   (38,804)
                                                           ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from sale of common stock                                35,000
       Advances from related party                                        9,392
                                                           ---------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                44,392
                                                           ---------------------


CHANGE IN CASH                                                            5,588

CASH AT BEGINNING OF PERIOD                                                   -
                                                           ---------------------

CASH AT END OF PERIOD                                      $              5,588
                                                           =====================









   (A) The Company was inactive during the six months ended June 30, 2003 and accordingly, no comparative cash flows are presented.









                 See accompanying notes to financial statements.
                                        3

                                 WORLDTEK CORP.
                      (Formerly Lundell Technologies, Inc.)

                          Notes to Financial Statements

                                  June 30, 2004

                                   (Unaudited)

1. BASIS OF PRESENTATION

The accompanying condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the six-month period ended June 30, 2004 are not necessarily indicative of the results to be expected for the year ended December 31, 2004. The condensed interim financial statements should be read in conjunction with the audited financial statements and notes, contained in the Company's Annual Report on Form 10-KSB for the year-ended December 31, 2003.

The Company's financial statements have been prepared assuming that the Company will continue as a going concern. The Company's financial statements indicate that the Company has incurred losses from operations, has working capital and total capital deficiencies that raise substantial doubt about its ability to continue as a going concern. The Company continues to explore the possibility of raising funds through available sources including but not limited to equity and debt markets. It is uncertain that the Company will be successful at raising funds through these sources. The accompanying financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

2. COMMON STOCK

During March 2004 the Company sold 35,000 common shares to five persons, through a private placement, for gross proceeds of $35,000.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Plan of Operations

Worldtek intends to seek to acquire assets or shares of an entity actively engaged in business which generates revenues, in exchange for its securities. Worldtek has no specific acquisitions in mind and has not entered into anybinding negotiations regarding such an acquisition.


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

Liquidity and Capital Resources

The Company has cash on hand of approximately $5,588 as of June 30, 2004. In the opinion of Management, these assets will not be sufficient to enable the Company to continue to file periodic reports or pay professional fees therefore until such time as it is able to generate revenues and/or raise funds through issuance of its securities and/or through any additional financing through currently unidentified sources.

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

Results of Operations

The Company has not conducted any operations in the last year and, other than activities incident to locating an acquisition partner and effecting an acquisition, does not expect to conduct substantial operations in the current year. Net loss for the year ended December 31, 2003 amounted to $2,500 while a further net loss of $36,828 was incurred during the six months ended June 30,2004.

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

None

Item 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

In March 2004, the Company sold an aggregate of Thirty Five Thousand (35,000) shares to a total of five (5) persons for gross proceeds of Thirty Five Thousand ($35,000) Dollars. Each of these sales were made pursuant to Subscription Agreement (Including Investment Representations). The individuals who subscribed for shares of Company common stock had an opportunity to ask questions of and receive answers from executive officers of the Company and were provided with access to certain documents and records of the Company in order to verify the information provided. All transactions were negotiated in face-to-face or telephone discussions between executives of the Company and the individual stockholders. The securities are to bear a restrictive legend, and stop transfer instructions are to be placed on the stock transfer records of the Company by its Transfer Agent. There was no general solicitation or general advertising. No underwriter participated in the foregoing transactions, and no underwriting discounts or commissions were paid to anyone.

The foregoing issuances of securities were effected in reliance upon the exemption from registration provided by section 4(2) under the Securities Act of 1933, as amended.

The Company did not repurchase any of its equity securities during the six months ended June 30, 2004.

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


Date: November 29, 2004



                                           By:   /s/ Bernard Artz
                                                 -------------------------------
                                                     Bernard Artz, President
                                                 and Chief Executive Officer