Form 10QSB
period 2004-09-30
Worldtek Corp
filed 2004-11-29
CIK 1294685

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

                For the Fiscal Quarter Ended: September 30, 2004
                         Commission File Number: 1-6496

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

                                 Worldtek Corp.
                                   Form 10-QSB
                    Quarterly Period Ended September 30, 2004

                                      INDEX

Part I. Financial Information................................................1

Item 1. Financial Statements - Unaudited.....................................1

Note to Financial Statements.................................................4

Item 2. Management's Discussion and Analysis or Plan of Operations...........5

Item 3. Controls and Procedures..............................................7

Part II......................................................................7

Other Information............................................................7

Item 1. Legal Proceedings....................................................7

Item 2. Changes in Securities and Small Business Issuer Purchases
        of Equity Securities.................................................7

Item 3. Defaults Upon Senior Securities......................................8

Item 4. Submissions of Matters to a Vote of Security Holders.................8

Item 5. Other Information....................................................8

Item 6. Exhibits and Reports on Form 8-K.....................................8

Signatures

                             WORLDTEK CORP.

                  (FORMERLY LUNDELL TECHNOLOGIES, INC.)

                              BALANCE SHEET

                           SEPTEMBER 30, 2004
                               (Unaudited)

   ASSETS

CURRENT ASSETS:
     Cash                                                     $               -
                                                              ==================


   LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
     Accounts payable and accrued expenses                    $          80,224
     Due to related party                                                10,816
                                                              ------------------

         TOTAL CURRENT LIABILITIES                                       91,040
                                                              ------------------

STOCKHOLDERS' DEFICIENCY:
     Preferred stock, $.001 par value; 2,000,000 shares
         authorized, none issued and outstanding                              -
     Common stock,  $.001 par value; 20,000,000 shares
         authorized, 3,224,784 shares issued and outstanding              3,225
     Additional paid-in capital                                         513,775
     Accumulated deficiency                                            (608,040)
                                                              ------------------
             TOTAL STOCKHOLDERS' DEFICIENCY                             (91,040)
                                                              ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                $               -
                                                              ==================

















                 See accompanying notes to financial statements.
                                        1

                                 WORLDTEK CORP.

                      (FORMERLY LUNDELL TECHNOLOGIES, INC.)

                           STATEMENT OF OPERATIONS (A)
                                   (Unaudited)

                                               Three Months         Nine Months
                                                  Ended                Ended
                                             -----------------------------------
                                                      September 30, 2004
                                             -----------------------------------

REVENUES:                                    $             -      $           -

EXPENSES:                                             11,712             48,540
                                             ----------------     --------------

NET LOSS                                     $       (11,712)     $     (48,540)
                                             ================     ==============

Net loss per common share (Basic
 and Diluted)                                $             -      $       (0.02)
                                             ================     ==============

Weighted average common shares outstanding         3,224,784          3,213,860
                                             ================     ==============
















 (A) The Company was inactive during the nine months ended September 30, 2003. Accordingly, no comparative operating results are presented.







                 See accompanying notes to financial statements.
                                        2

                                 WORLDTEK CORP.

                      (FORMERLY LUNDELL TECHNOLOGIES, INC.)

                             STATEMENT OF CASH FLOWS

                    NINE MONTHS ENDED SEPTEMBER 30, 2004 (A)
                                   (Unaudited)



CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                   $            (48,540)
Adjustments to reconcile net loss to net cash used in
       operating activities:
             Accounts payable and accrued expenses                        2,724
                                                           ---------------------

NET CASH USED IN OPERATING ACTIVITIES                                   (45,816)
                                                           ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from sale of common stock                                35,000
       Advances from related party                                       10,816
                                                           --------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                45,816
                                                           ---------------------


CHANGE IN CASH                                                                -

CASH AT BEGINNING OF PERIOD                                                   -
                                                           ---------------------

CASH AT END OF PERIOD                                      $                  -
                                                           =====================









  (A) The Company was inactive during the nine months ended September 30, 2003 and accordingly, no comparative cash flows are presented.









                 See accompanying notes to financial statements.
                                        3

                                 WORLDTEK CORP.
                      (Formerly Lundell Technologies, Inc.)

                          Notes to Financial Statements
                               September 30, 2004

                                   (Unaudited)

1. BASIS OF PRESENTATION

The accompanying condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the nine-month period ended September 30, 2004 are not necessarily indicative of the results to be expected for the year ended December 31, 2004. The condensed interim financial statements should be read in conjunction with the audited financial statements and notes, contained in the Company's Annual Report on Form 10-KSB for the year-ended December 31, 2003.

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

Liquidity and Capital Resources

The Company has no cash on hand as of September 30, 2004. In the opinion of Management, these assets will not be sufficient to enable the Company to continue to file periodic reports or pay professional fees therefore until such time as it is able to generate revenues and/or raise funds through issuance of its securities and/or through any additional financing through currently unidentified sources.

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

Results of Operations

The Company has not conducted any operations in the last year and, other than activities incident to locating an acquisition partner and effecting an acquisition, does not expect to conduct substantial operations in the current year. Net loss for the year ended December 31, 2003 amounted to $2,500 while a further net loss of $48,540 was incurred during the nine months ended September 30,2004.

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

The Company did not repurchase any of its equity securities during the nine months ended September 30, 2004.

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